Form 10-Q
period 2011-05-31
ABBY INC.
filed 2011-10-20
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2011

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 333-170918

ABBY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
60 Auburn Bay Ave SW Calgary, Alberta T3M 0K7 (403)922-4583
(Address of principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 12, 2011, the Issuer had 19,500,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Item 310(b) of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended August 31, 2011 are not necessarily indicative of the results that can be expected for the year ending November 30, 2011.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Abby” mean Abby, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                2

ABBY, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2011	November 30, 2010
ASSETS
Current Assets:
Cash	$242	$1,388

Total Current Assets	242	1,388

TOTAL ASSETS	$242	$1,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$561	$112
TOTAL CURRENT LIABILITIES	561	112

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,500,000 shares issued and outstanding	19,500	16,000
Additional paid in capital	95,500	64,000
Deficit accumulated during the exploration stage	-115,207	(78,724)
TOTAL STOCKHOLDERS’ EQUITY	-207	1,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$354	$1,388

The accompanying notes are an integral part of these financial statements

F-1

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	Nine months ended	Nine months ended	From Inception (December 11, 2000) to
	August 31, 2011	August 31, 2010	August 31, 2011	August 31, 2010	August 31, 2011

Revenues	$-	$-	$-	$-	$-

Operating expenses:
Accounting and Legal	112	224	14,448	868	25,953
Agent Fee	-	-	75		129
Impairment loss on oil and gas lease		1,000		7,000	22,000
Consulting Fees			22,000	19,054	67,000
Bank Charges		36	72	129	237
Total operating expenses	$112	$1,260	$36,595	$27,051	$115,319

Net loss before income taxes	(112)	(1,260)	(36,595)	(27,051)	(115,319)

Benefit for income taxes	-	-	-	-	-
					-
Net loss	$(112)	$(1,260)	$(36,595)	$(27,051)	$(115,319)

Weighted average number of shares outstanding during the period - basic and diluted	19,500,000	16,000,000	18,333,333	4,250,000

Net loss per share - basic and diluted	$0.000	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements

F-2

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		Nine months ended	Nine months ended	From Inception (December 11, 2000) to
		August 31, 2011	August 31, 2010	August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(36,595)	(27,051)	(115,319)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas lease				22,000
Common stock issued for services				20,000
Net change in accounts payable and accrued expenses		449	(9,776)	561
Net cash used in operating activities		(36,146)	(36,827)	(72,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and gas lease		-	-	(7,000)
Net cash used in financing activities		-	-	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock		35,000	-	80,000
Net cash provided by financing activities		35,000	-	80,000
				-
CHANGE IN CASH		(1,146)	(36,827)	242
				-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,388	38,475
				-
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$242	1,648	242
				-
Supplemental disclosures of cash flow information:				-
Cash paid for income taxes		$-	-	-
Cash paid for interest expense		$-	-	-

Supplemental disclosure of non cash financing activities:
Common Stock issued for services	$			20,000
Common Stock issued for oil and gas lease	$			15,000

F-3

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Abby, Inc. (the “Company”) was incorporated under the laws of the State of Colorado on Dec 11, 2000.  The Company was dormant until July 2009, when it entered into an agreement to acquire an oil and gas lease in Thailand. The Company is “an exploration stage company” and has formulated a business plan to investigate the possibilities of a viable gas deposit.  The Company has adopted November 30th as its fiscal year end.

The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management’s opinion all adjustments necessary for a fair presentation of the Company’s financial statements are reflected in the interim periods included, and are of a normal recurring nature.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company considers revenue to be recognized at the time the service is performed.

USE OF ESTIMATES

The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s short-term financial instruments consist of cash and cash equivalents and accounts payable.  The carrying amounts of these financial instruments approximate fair value because of their short-term maturities.  Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash.  During the year the Company did not maintain cash deposits at financial institution in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation.  The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

NET INCOME PER COMMON SHARE

Basic net income per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options and warrants on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Net loss per common share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of August 31, 2011.

                                                                            F-10

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2011

(UNAUDITED)

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of certain assets and liabilities.  Deferred income tax assets and liabilities are computed annually for the difference between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period in deferred tax assets and liabilities.

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of August 31, 2011, the Company had a net operating loss carryforward of $115,207. The related deferred tax asset of approximately $39,000 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact to its financial statements.

NOTE 3 – OIL AND GAS LEASE

The Company purchased an oil & gas lease located in Phetchabun, Thailand on July 17, 2009.  The Company purchased this lease by issuing 3,000,000 shares of common stock valued at $.005 per share for an aggregate value of $15,000 (to a related party).  As no viable reserves have been identified, management recorded an impairment loss for $15,000 during the year ended November 30, 2009.  This amount has been reflected in the statement of operations as an impairment loss on oil and gas lease.

In May of 2010, the Company paid $6,000 to Mitchell Vestco (a related party) of Calgary, Alberta, to secure a gas field in Westerose, Alberta.  As no viable reserves have been identified, management recorded an impairment loss for $6,000 during the quarter ended June 9, 2010. In July, 2010, another $1,000 was paid to complete the deposit requirement for this gas field. This amount was also impaired due to lack of identifying viable reserves.

NOTE 4 – COMMON STOCK

The Company issued 4,000,000 shares of its common stock, to its President, in July 2009 in exchange for services rendered, valued at $20,000.

As identified above in Footnote 3, the Company issued 3,000,000 shares of its common stock in July 2009 to acquire the Phetchabun oil and gas lease, valued at $15,000.

During November 2009 the Company issued 9,000,000 shares of its common stock at $.005 per share for a total of $45,000 in cash.

During February 2011 the Company issued 3,500,000 shares of its common stock at $.01 per share for a total of $35,000 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May of 2010, the Company paid $6,000 to Mitchell Vestco (a related party through common principal owners) of Calgary, Alberta, to secure a gas field in Westrose, Alberta.  As no viable reserves have been identified, management recorded an impairment loss for $6,000 during the quarter ended June 9, 2010. In July, 2010, another $1,000 was paid to complete the deposit requirement for this gas field. This amount was also impaired due to lack of identifying viable reserves.

A Director of the Company, and principal owner, was paid $5,000 for consulting fees in December 2009, and was also the party from whom the Company acquired the Phetchabun lease as identified above in Footnote 3, through the issuance of 3,000,000 shares of common stock.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $115,207 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of the prospectus includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

PLAN OF OPERATION

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We will be conducting research in the form of exploration of our concession. Our exploration program is explained below. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find gas deposit. Due to the economic unrest and the threat of a serious recession the prices of gas are low. Gas prospects that a few years ago would be economically feasible may not be at this time. With these factors being present and the outlook, both near and far being, at best, uncertain we believe that our concession must be reevaluated. The above cautionary statements do not indicate that we intend to abandon the exploration of our concession, but that the prospects of success should be reassessed and investigated further.  We plan on entering into discussions with our independent consultants to attempt to make informed decisions regarding the future of the Westrose concession. Coincidental with these discussions, we will investigate the possibilities of attracting further capital in one form or another for exploration of the Westrose concession.  Availability of these funds from the further sale of our common stock, publicly or privately, or via a joint venture will also influence our decision on whether to proceed or not. Should our geological consultants recommend continuation of our exploration program and if, under the present economic circumstances allow us to properly fund ongoing operations, we fully intend on proceeding with our business plan.

We must conduct exploration to determine what amount of gas, if any, exist on our properties and if any gas which are found can be economically extracted and profitably processed.

The concession is without known reserves and the proposed program is exploratory in nature. Exploration and surveying has been initiated and will continue when we raise additional funding. That is because we do not have money to continue exploration. Once the additional financing is identified and secured, we intend to continue exploration operations.

We intend to implement an exploration program which consists of mapping, establishing a grid, a and surface and core sampling.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the gas claim will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration. The geologists will evaluate the information derived from the exploration and the engineers will advise us on the economic feasibility of moving forward.

Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities

None

   Item 3.     Defaults Upon Senior Securities

Not Applicable

Item 5.

     Other Information

NA

Item 6.  Exhibits and Reports on Form 8K

Exhibit  31.1  Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 31.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2003.

Exhibit 32.2  Certifications of CEO And CFO Pursuant To Section 906 Of The Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Abby Inc.

Dated October 19, 2011

/s/ Don Thompson

     Don Thompson, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer

/s/ Randel Croteau

     Randel Croteau, Director