Form 10-K
period 2011-11-30
ABBY INC.
filed 2012-03-06
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2011

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

             For the transition period from _______________ to _______________

                             COMMISSION FILE NUMBER: 333-170918

ABBY,  INC.

 (Name of small business issuer in its charter)

NEVADA	Applied for
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
60 Auburn Bay Ave. Calgary Alberta, Canada

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number

403-922-4583

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	12,500,000 Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes []   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨ (Do not check if a smaller reporting company)	Smaller Reporting Company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes [X] No

State issuer’s revenues for its most recent fiscal year. $NIL

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

$195,000 based on the last sale price of $0.01per share

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 19,500,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

ABBY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED MAY 31, 2010

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION
PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15.	EXHIBITS
SIGNATURES

                                                                       2

PART I

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements.” These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect,” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the caption “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in this Annual Report. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K.

As used in this Annual Report, the terms “we,” “us,” “our,” and the “Company” mean Abby, Inc., unless otherwise indicated. All dollar amounts in this Annual Report are expressed in U.S. dollars, unless otherwise indicated.

ITEM 1.     BUSINESS.

CORPORATE BACKGROUND

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

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration gas and oil properties in the State of Colorado we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable.

Competition

We are an exploration stage company. We compete with other resource exploration and development companies for financing and for the acquisition of new properties. Many of the resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit, on exploration of their properties and on development of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our properties.

Employees

We have no employees other than our executive officers and directors as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.                                                                    3

Research and Development Expenditures

We have not incurred any research expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.               RISK FACTORS

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete the first and second phase of exploration on our property. However, we will need to obtain additional financing in order to complete our business plan. Our business plan calls for significant expenses in connection with the property. We have not made arrangements to secure any additional financing.

Because our President, Secretary, Treasurer and director, Donald Thompson, owns 20.5% of our outstanding common stock, investors may find that corporate decisions controlled by Mr. Thompson are inconsistent with the interests of other stockholders.

Donald Thompson, our President, and Secretary and Treasurer controls 20.5% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Mr. Thompson is able to control who is elected to our board of directors and thus could act, or could have the power to act, as our management. Since Mr. Thompson is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon Mr. Thompson exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Mr. Thompson will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Mr. Thompson to their detriment, and (iii) control over transactions between him and Abby.

We may conduct further offerings in the future in which case investors’ shareholdings will be diluted.

Since our inception, we have relied on equity sales of our common stock to fund our operations. We may conduct additional equity offerings in the future to finance any future business projects that we decide to undertake. If common stock is issued in return for additional funds, the price per share could be lower than that paid by our current stockholders. We anticipate continuing to rely on equity sales of our common stock in order to fund our business operations. If we issue additional stock, investors’ percentage interest in us will be diluted. The result of this could reduce the value of their stock.

ITEM 2: PROPERTIES.

Property

On September 17, 2010, we acquired a natural gas concession covering an area of 640 acres respectively, from Mitchell Vestco Inc., the concession is known as the Westrose Project. Payments were made in May and June of 2010, towards this acquisition.                        4

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

The Company’s common stock is currently not traded on the Over the Counter Bulletin Board (“OTCBB”). To be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock.  This has been done by our market maker and we expect to have a symbol in the near future.

Holders

As of November 30, 2011, the approximate number of stockholders of record of the Common Stock of the Company was 44.

Dividends

None

Equity Compensation Plan Information

 We do not have any equity compensation plan as of the date of this report.

RECENT SALES OF UNREGISTERED SECURITIES.

The following table sets forth, as of November 30, 2011 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of our company.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering
Common Stock Common Stock	Don Thompson 16125 Shawbrooke Rd SW Calgary, Alberta T2Y 3B3 Brian Wilkinson 1304 Scenic view acres Calgary, AB	4,000,000 3,000,000	20.5% 15.4%
Common Stock Common Stock	Kenneth Larsen 2303 130th Avenue Calgary, Alberta Canada Sheryl Larsen 2303 130th Avenue Calgary, Alberta Canada	1,200,000 1,500,000	6.2% 7.7%
Common Stock Common Stock	Julie Rheubottom 2303 130th Avenue Calgary, Alberta Canada Calissa Larsen 2303 130th Avenue Calgary, Alberta Canada	1,000,000 1,000,000	5.1% 5.1%

ITEM 6: SELECTED FINANCIAL DATA

Not applicable.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis or Plan of Operation," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.                                               6

Overview

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

We have discussed this matter with our officers and directors and Mr. Thompson, our president,  has agreed to advance funds as needed until additional financing is available. Any advances by Thompson will be considered a loan. The loan will be repaid if and when we begin generating revenues. The loan is due when revenues from operations are generated. The loan does not accrue interest. There is no written documentation for the loan. It is entirely oral. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.

The natural gas concession was acquired by Mitchell Vestco Inc. while in Calgary, Alberta and was acquired by us on September 17, 2010 from Mitchell Vestco Inc., in which our engineer 100%. The concession is located in the province of Alberta Canada approximately 100 air miles north of Calgary, Alberta. The Westrose project is in good standing until October 31, 2011. The total area of our prospect amounts to approximately 640 acres. To date, we have advanced $18,000 for exploration work completed and to be performed on the Westrose Property, of which Phase One has been completed which comprised preliminary geological analysis and sampling for preliminary geochemical screening. A portion of Phase Two has been advanced, although we have not commenced Phase Two of our exploration program, and have a balance of $10,182 to be paid on or before October 31, 2011 in order to complete Phase Two. Our Phase Two program is scheduled to proceed Between August 1, 2011 and November 31, 2011. A field crew will mobilize onto our concession, survey the concession and perform geological mapping and additional sampling (both soil And rock) perform initial seismic testing and then demobilize from the area. The results obtained during the Phase Two program will be assembled, interpreted and we will review the results of the Phase Two program. We will then engage our consulting Engineer to interpret the results of Phase Two and develop a summary report if the results of our Phase One and Phase Two exploration programs are encouraging.  In the event that we cannot raise the additional capital required to complete Phase two of our exploration program, our contractor American Development Corp has verbally agreed to complete Phase Two as the majority of the hard costs associated with Phase Two have been covered with our previous advance of funds to them. We are currently seeking additional funding to fulfill our obligations on the Westrose Property in order to transfer and retain title.

Our President has had no previous experience exploring for gas or operating a gas company. Even if we complete our current exploration program and it is successful in identifying a gas deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable gas deposit or reserve.

In May 2010, we engaged a professional Engineer named Brian Wilkinson (Owner and sole director of Mitchel Vestco Inc.) who is familiar with the area of the Westrose property to develop a report about the gas concession. The report entitled “The Westerose Property dated July 22, 2010 describes the natural gas concessions, the regional geology, the gas potential of the concession and recommendations how we should explore the concession.

Ll952020

The cost of the natural gas concession charged to operations by us was 3 million common shares which represented the cost to acquire the concession and geological report from Mitchell Vestco Inc..Mr. Brian Wilkinson owns and is sole director of Mitchel Vestco Inc. and is also the Engineer who prepared the report on the Westrose Project. However, we will incur much more significant expenses in order to explore our concession as described in our Plan of Operation.                       7

We have no current plans to change our business activities from gas exploration or to combine with another business. It is possible that beyond the foreseeable future that if our gas exploration efforts fail and world demand for the gas we are seeking drops to the point that it is no longer economical to explore for gas we may need to change our business plans.

LIMITED OPERATING HISTORY; NEED FOR ADDITIONAL CAPITAL

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct research and exploration of our properties before we can determine whether we should start production. We are seeking additional financing to provide for the capital required to implement our research and exploration phases. We believe that the funds necessary will be more easily raised if and when our shares are publicly traded.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.

LIQUIDITY AND CAPITAL RESOURCES

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until and if we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the mineral claim. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in Abby, Inc. We must raise cash to implement our exploration program. There can be no assurance that additional funding is available.

Some sources that may or not be available would be; public offering; a private placement of securities; joint venture or loans from our officers or others.

Since inception, we have used our common stock to raise $ 80,000.00.

As of the date of this registration statement, we have yet to generate any revenues from our business operations. We currently have no cash resources.  We currently have no cash needs and will not have any cash needs until we begin our exploration program.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The recent downturn in the U.S. stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if the Company is able to raise the funds required, it is possible that it could incur unexpected costs and expenses, fail to collect significant amounts owed to it, or experience unexpected cash requirements that would force it to seek alternative financing. Further, if the Company issues additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders.                                          8

Results of Operations

For the year ended November 30, 2011, compared to the year November 30, 2010.

Revenues

Revenues for the year ended November 30, 2011, and 2010 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended November 30, 2011, and 2010 were $34,019 and $27,199, respectively. General and administrative expenses consisted primarily of accounting, consulting, and filing fees.

From December 11, 2000 (Date of Inception) through November 30, 2011

Revenues

We have not earned any revenues from our incorporation on December 11, 2000 (Date of Inception) through November 30, 2011.  We do not anticipate earning revenues until, if and when we discover, develop and bring into production a commercial viable gas deposit.

Operating Expenses

We incurred operating expenses in the amount of $112,743 for the period from our inception on December 11, 2000 (Date of Inception) to November 30, 2011.

Net Loss

Our net loss for the period from our inception on December 11, 2000 to December 31, 2011 was $112,743.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Registered Public Independent Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS & PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Don Thompson, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these  disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2011 fairly present our financial condition, results of operations and cash flows in all material respects.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (GAAP). Internal control over financial reporting includes those policies and procedures that: -

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2011, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.  Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of November 30, 2011, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.                9

2. Due to the significant number and magnitude of out-of-period adjustments identified during the year- end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3. There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2011, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report.

Our independent accountants have stated in their report attached to this Form 10-K that “….but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting   Accordingly, we express no such opinion”.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

NAME	AGE	TITLES
Donald Thompson	62	Chief Executive Officer, President and Chairman and director Secretary, Treasurer and director
Randel Croteau	61	Director

Don Thompson

Donald Thompson was appointed to our board of directors on May 7, 2009 and is a senior manager with Air Canada.  Over the past 26 years he has steadily moved up the ranks, managing many departments in Canada’s largest airline.  Mr. Thompson currently spends about  5-10 hours per week on our business and will spend more time on our business as we commence exploration activities.

Our President Donald Thompson has had no previous experience operating an exploration or natural gas company and because of this lack of experience they may be prone to errors. Our management lacks the technical training and experience with exploring for, starting, or operating a gas well. With no direct training or experience in these areas our management may not be fully aware of the many specific requirements related to working in this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches gas exploration companies commonly use.

Mr. Thompson is also studying about our industry to help familiarize himself with our industry.

Randel Croteau

Mr. Croteau was appointed to our board of directors on May 10, 2011 and brings to the board of directors extensive experience in the oil and gas industry. This also gives us hands on expertise in the oil and gas industry to assist in overseeing day to day operations and exploration work.  Mr. Croteau has more than forty years of experience in with Energy firms and National Companies. Mr. Croteau has provided detailed Evaluations, for Start-ups, Joint Ventures, Mergers, Acquisitions, and Divestitures. Mr. Croteau has participated in annual reports, quarterly reports, and management reports for all phases of development in energy projects in the North America, Europe, Africa, and the Middle East.

Officers are elected by the Board of Directors and serve until their successors are appointed.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We have not adopted such a code of ethics because all of management's efforts have been directed to building the business of the Company. A code of ethics may be adopted by the board of directors at a later date.

Committees of the Board of Directors

We presently do not have any committees of the Board of Directors. However, our board of directors intends to establish various committees at a later time.

ITEM 11:  EXECUTIVE COMPENSATION

The following table sets forth certain information regarding the named executive officers for the fiscal years ended November 30, 2011, 2010, and 2009.

Name and Principal Position (1)	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Donald Thompson	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2011 by

•

Each person who is known by us to beneficially own more than 5% of our common stock

•

By each of our officers and directors

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering
Common Stock Common Stock	Don Thompson 16125 Shawbrooke Rd SW Calgary, Alberta T2Y 3B3 Brian Wilkinson 1304 Scenic view acres Calgary, AB	4,00 0,000 3,000,000	20.5% 15.5%
Common Stock Common Stock	Kenneth Larsen 2303 130th Avenue Calgary, Alberta Canada Sheryl Larsen 2303 130th Avenue Calgary, Alberta Canada	1,200,000 1,500,000	6.2% 7.7%
Common Stock Common Stock	Julie Rheubottom 2303 130th Avenue Calgary, Alberta Canada Calissa Larsen 2303 130th Avenue Calgary, Alberta Canada	1,000,000 1,000,000	5.1% 5.1%

By all of our officers and directors as a group

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements during the years ended November 30, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $7,000 and $7,000

Tax Fees

Our current independent registered public accounting firm billed us $0 for tax related work during fiscal years ended November 30, 2011, and billed us $0 for tax related work during the fiscal year ended November 30, 2011.

All Other Fees

PART IV

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

MADSEN & ASSOCIATES CPA’s, INC.	684 East Vine Street, #3
Certified Public Accountants	Murray, Utah, 84107
Telephone: 801-268-2632
Fax: 801-262-3978

To the Board of Directors and

Stockholders of Abby, Inc.

(An Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Abby, Inc. (An Exploration Stage Company) (The Company) as of November 30, 2011 and 2010, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2011, and for the period from December 11, 2000 (date of inception) to November 30, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abby, Inc. (An Exploration Stage Company) as of November 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2011, and the period from December 11, 2000 (date of inception) to November 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Madsen & Associates CPA’s, Inc.

Murray, Utah

February 23, 2012

ABBY, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2011	November 30, 2010
ASSETS
Current Assets:
Cash	$-	$1,388
Prepaid expense	7,000	-

Total Current Assets	7,000	1,388

TOTAL ASSETS	$7,000	$1,388

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,743	$112
TOTAL CURRENT LIABILITIES	4,743	112

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,500,000 and 16,000,000 shares issued and outstanding at November 30, 2011 and 2010, respectively	19,500	16,000
Additional paid in capital	95,500	64,000
Deficit accumulated during the exploration stage	(112,743)	(78,724)
TOTAL STOCKHOLDERS’ EQUITY	2,257	1,276

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,000	$1,388

The accompanying notes are an integral part of these financial statements

ABBY INC.

(An Exploration Company)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	From Inception (December 11, 2000) to
	November 30, 2011	November 30, 2010	November 30, 2011

Revenues	$-	$-	$-

Operating expenses:
General & administrative	34,019	27,199	90,743
Impairment loss on oil and gas lease	-	-	22,000
Total operating expenses	$34,019	$27,199	$112,743

Net loss before income taxes	(34,019)	(27,199)	(112,743)

Benefit for income taxes	-	-	-

Net loss	$(34,019)	$(27,199)	$(112,743)

Weighted average number of shares outstanding during the period - basic and diluted	18,916,667	16,000,000

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ABBY INC.

(An Exploration Company)

STATEMENTS OF CASH FLOWS

		Year ended	Year ended	From Inception (December 11, 2000) to
		November 30, 2011	November 30, 2010	November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(34,019)	(27,199)	(112,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas lease		-	7,000	22,000
Common stock issued for services		-	-	20,000
Changes in operating assets and liabilities:
Prepaid expense		(7,000)		(7,000)
Net change in accounts payable and accrued expenses		4,631	(9,888)	4,743
Net cash used in operating activities		(36,388)	(30,087)	(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and gas lease		-	(7,000)	(7,000)
Net cash used in financing activities		-	(7,000)	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock		35,000	-	80,000
Net cash provided by financing activities		35,000	-	80,000
				-
CHANGE IN CASH		(1,388)	(37,087)	-
				-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		1,388	38,475	-
				-
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$-	1,388	-
				-
Supplemental disclosures of cash flow information:				-
Cash paid for income taxes		$-	-	-
Cash paid for interest expense		$-	-	-

Supplemental disclosure of non cash financing activities:
Common Stock issued for services	$			20,000
Common Stock issued for oil and gas lease	$			15,000

The accompanying notes are an integral part of these financial statements

	Preferred Stock 10,000,000 shares authorized		Common Stock 500,000,000 shares authorized		Additional Paid-In Capital	Deficit accumulated during exploration stage
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share			Total

BALANCE, December 11, 2000 (inception)	-	$-	-	$-	$-	$-	$-

Net loss November 30, 2008	-	-	-	-	-	-	-
BALANCE, November 30, 2008	-	$-	-	$-	$-	$-	$-

Common stock issued for oil and gas lease; July 2009			3,000,000	3,000	12,000		15,000

Common stock issued to Company's President for services; July 2009			4,000,000	4,000	16,000		20,000

Common stock issued for cash; November 2009			9,000,000	9,000	36,000		45,000

Net loss November 30, 2009	-	-	-	-	-	(51,525)	(51,525)
BALANCE, November 30, 2009	-	$-	16,000,000	$16,000	$64,000	$(51,525)	$28,475

Net loss November 30, 2010						(27,199)	(27,199)
BALANCE, November 30, 2010	-	$-	16,000,000	$16,000	$64,000	$(78,724)	$1,276

Common stock issued for cash; February 4, 2011			3,500,000	$3,500	31,500		35,000

Net loss November 30, 2011	-	-	-	-	-	(34,019)	(34,019)
BALANCE, November 30, 2011	-	$-	19,500,000	$19,500	$95,500	$(112,743)	$2,257

The accompanying notes are an integral part of these financial statements

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2011

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of November 30, 2011, the Company had a net operating loss carryforward of $112,743. The related deferred tax asset of approximately $39,000 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of financial credit risk.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with current period presentation.

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

In May of 2010, the Company paid $6,000 to Mitchell Vestco (a related party) of Calgary, Alberta, to secure a gas field in Westerose, Alberta.  As no viable reserves have been identified, management recorded an impairment loss for $6,000 during the quarter ended June 9, 2010. In July, 2010, another $1,000 was paid to complete the deposit requirement for this gas field. This amount was also impaired due to lack of identifying viable reserves. The related purchase agreement was signed September 17, 2010.

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

During February 2011 the Company issued 3,500,000 shares of its common stock to non-affiliated third parties, at $.01 per share for a total of $35,000 in cash.

NOTE 5 – RELATED PARTY TRANSACTIONS

In May of 2010, the Company paid $6,000 to Mitchell Vestco (a related party through common principal owners) of Calgary, Alberta, to secure a gas field in Westrose, Alberta.  As no viable reserves have been identified, management recorded an impairment loss for $6,000 during the quarter ended June 9, 2010. In July, 2010, another $1,000 was paid to complete the deposit requirement for this gas field. This amount was also impaired due to lack of identifying viable reserves. The related purchase agreement was signed September 17, 2010.

A Director of the Company, and principal owner, was paid $5,000 for consulting fees in December 2009, and was also the party from whom the Company acquired the Phetchabun lease as identified above in Footnote 3, through the issuance of 3,000,000 shares of common stock.

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $112,743 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March1, 2012

ABBY, INC.

        s/s

Don Thompson

Don Thompson, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.