Form 10-Q
period 2012-02-29
ABBY INC.
filed 2012-04-13
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 29, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 29, 2012 the Issuer had 19,500,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No ☒

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

As used in this Quarterly Report, the terms "we", "us", "our", the “Company” and “Abby” mean Abby, Inc. and its subsidiaries unless otherwise indicated. All dollar amounts in this Quarterly Report are in U.S. dollars unless otherwise stated.

                                                                                2

ABBY, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 29, 2012		November 30, 2011
ASSETS
Current Assets:
Cash	$-	$
Prepaid expense	2,930		7,000

Total Current Assets	2,930		7,000

TOTAL ASSETS	$2,930		$7,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$807		$4,743
TOTAL CURRENT LIABILITIES	807		4,743

Commitments and contingencies	-		-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-		-
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,500,000 shares issued and outstanding at February 29, 2012 and November 30, 2011, respectively	19,500		19,500
Additional paid in capital	95,500		95,500
Deficit accumulated during the exploration stage	(112,877)		(112,743)
TOTAL STOCKHOLDERS’ EQUITY	2,123		2,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,930		$7,000

F-1

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Three months ended	Three months ended	From Inception (December 11, 2000) to
	February 29, 2012	February 28, 2011	February 29, 2012

Revenues	$-	$-	$-

Operating expenses:
General & administrative	134	18,335	90,877
Impairment loss on oil and gas lease	-	-	22,000
Total operating expenses	$134	$18,335	$112,877

Net loss before income taxes	(134)	(18,335)	(112,877)

Benefit for income taxes	-	-	-

Net loss	$(134)	$(18,335)	$(112,877)

Weighted average number of shares outstanding during the period - basic and diluted	19,500,000	17,166,667

Net loss per share - basic and diluted	$(0.00)	$(0.00)

F-2

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

		Three months ended	Three months ended	From Inception (December 11, 2000) to
		February 29, 2012	February 28, 2011	February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(134)	(18,335)	(112,877)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas lease		-		22,000
Common stock issued for services		-	-	20,000
Changes in operating assets and liabilities:
Prepaid expense		4,070	(7,000)	(2,930)
Net change in accounts payable and accrued expenses		(3,936)	4,631	807
Net cash used in operating activities		-	(20,704)	(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and gas lease		-		(7,000)
Net cash used in financing activities		-	-	(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock			35,000	80,000
Net cash provided by financing activities		-	35,000	80,000
				-
CHANGE IN CASH		-	14,296	-
				-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-	1,388	-
				-
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$-		-
				-
Supplemental disclosures of cash flow information:				-
Cash paid for income taxes		$-	-	-
Cash paid for interest expense		$-	-	-

Supplemental disclosure of non cash financing activities:
Common Stock issued for services	$			20,000
Common Stock issued for oil and gas lease	$			15,000

F-3

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2012

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

NET INCOME PER COMMON SHARE

Basic net income per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options and warrants on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Net loss per common share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of February 29, 2012.

                                                                            F-10

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

February 29, 2012

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of February 29, 2012, the Company had a net operating loss carryforward of $112,877. The related deferred tax asset of approximately $39,000 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

CONCENTRATION OF CREDIT RISK

The Company does not have any concentration of financial credit risk.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 10,000,000 shares of preferred stock, with a par value of $.001 per share. There are no preferred shares issued and outstanding at February 29, 2012.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $112,877  since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS

Working Capital

	At February 29, 2012	At November 30, 2011
Current Assets	$ 2,930	$ 7,000
Current Liabilities	$ 807	$ 4,743
Working Capital (Deficit)	$ 2,123	$ 2,257

Cash Flows

Three Months Ended
February 29, 2012
Cash Flows from (used in) Operating Activities	$ 0
Cash Flows from (used in) Investing Activities	$ (0)
Cash Flows from (used in) Financing Activities	$ 0
Net Increase (decrease) in Cash During Period	$ 0

As of February 29, 2012, we had cash on hand of 0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

Operating expenses for the three month period ended February 29, 2012 were $134 compared to $18,335 for the three month period ended February 28, 2011. The decrease in operating expenditures was attributed to lower amounts of professional fees relating to the Company’s filings and the and the acquisition of Properties.

Net loss for the three month period ended February 29, 2012 was $134 compared to $18,335 for the three month period ended February 28,2011. The overall decrease in net loss was attributed to a decrease in professional services incurred with the Company’s SEC filings including accounting, audit, and legal services.

Liquidity and Capital Resources

As at February 29, 2012 and November 30, 2011, the Company’s cash balance was $0.

As at February 29, 2012, the Company had total liabilities of $807 compared to total liabilities of $4,743 as at November 30, 2011.

Cash flows from Operating Activities

During the three month period ended February 29, 2012, the Company used $0 cash in operating activities compared to the use of $20,704 for the three month period ended February 28,2011. This decrease is mainly due to the decrease in net loss of $18,201.

Cash flows from Investing Activities

During the three month periods ended February 29, 2012 and February 28, 2012, the Company had no cash flows from investing activities.

Cash flows from Financing Activities

During the three month period ended February 29, 2012, the Company had no cash flows from financing activities compared to cash flows provided of $35,000 from the issuance of stock, for the three month period ended February 28, 2011.

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

Exploration Stage Enterprise

Our financial statements are prepared using the accrual method of accounting. We devote substantially all of our efforts to acquiring and exploring properties. Until such properties are acquired and developed, we will continue to prepare our financial statements and related disclosures in accordance with entities in the exploration stage.

Cost of Maintaining Mineral Properties

We do not accrue the estimated future costs of maintaining our properties in good standing.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of any recent accounting pronouncements to have a material impact on its financial statements.

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

Abby Inc.

Dated April 12  , 2012

/s/ Don Thompson

     Don Thompson, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer

/s/ Randel Croteau

     Randel Croteau, Director