Form 10-Q
period 2012-05-31
ABBY INC.
filed 2012-07-19
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2012

¨ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ¨ No¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes X   No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 31, 2012 the Issuer had 19,500,000 Shares of
Common Stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes ¨ No x

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

                                                                                2

ABBY, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	(Unaudited) May 31, 2012		November 30, 2011
ASSETS
Current Assets:
Cash	$-	$
Prepaid expense	2,930		7,000

Total Current Assets	2,930		7,000

TOTAL ASSETS	$2,930		$7,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$941		$4,743
TOTAL CURRENT LIABILITIES	941		4,743

Commitments and contingencies	-		-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, none issued and outstanding	-		-
Common stock, $0.001 par value, 500,000,000 shares authorized, 19,500,000 shares issued and outstanding at May 31, 2012 and November 30, 2011	19,500		19,500
Additional paid in capital	95,500		95,500
Deficit accumulated during the exploration stage	(113,011)		(112,743)
TOTAL STOCKHOLDERS’ EQUITY	1,989		2,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,930		$7,000

The accompanying Notes are an integral part of these financial statements

F-1

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended	Three months ended	Six months ended	Six months ended	From Inception (December 11, 2000) to
	31-May-12	31-May-11	31-May-12	31-May-11	31-May-12

Revenues

Operating expenses:
General & administrative	134	18,148	268	36,483	91,011
Impairment loss on oil and gas lease	-		-		22,000
Total operating expenses	134	18,148	268	36,483	113,011

Net loss before income taxes	(134)	(18,148)	(268)	(36,483)	(113,011)

Benefit for income taxes	-		-		-

Net loss	(134)	(18,148)	(268)	(36,483)	(113,011)

Weighted average number of shares outstanding - basic and diluted	19,500,000	19,500,000	19,500,000	18,333,333

Net loss per share - basic and diluted	0	0	0	0

The accompanying Notes are an integral part of these financial statements

ABBY, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)
		Six months ended	Six months ended	From Inception (December 11, 2000) to
		May 31, 2012	May 31, 2011	May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(268)	(36,483)	(113,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment loss on oil and gas lease		-		22,000
Common stock issued for services		-		20,000
Changes in operating assets and liabilities:
Prepaid expense		4,070		(2,930)
Net change in accounts payable and accrued expenses		(3,802)	337	941
Net cash used in operating activities		-	(36,146)	(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for oil and gas lease		-		(7,000)
Net cash used in financing activities		-		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subscriptions of common stock			35,000	80,000
Net cash provided by financing activities		-	35,000	80,000
				-
CHANGE IN CASH		-	(1,146)	-
				-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-	1,388	-
				-
CASH AND CASH EQUIVALENTS AT END OF PERIOD		$-	242	-
				-
Supplemental disclosures of cash flow information:				-
Cash paid for income taxes		$-	-	-
Cash paid for interest expense		$-	-	-

Supplemental disclosure of non cash financing activities:
Common Stock issued for services	$			20,000
Common Stock issued for oil and gas lease	$			15,000

The accompanying Notes are an integral part of these financial statements

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012

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

INVESTMENT IN OIL AND NATURAL GAS PROPERTIES

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs. Acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole costs are expensed. Development costs, including costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized.

These costs are amortized using the unit of production method.  Dry hole and related leasehold costs are expensed.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

NET INCOME PER COMMON SHARE

Basic net income per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options and warrants on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Net loss per common share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of May 31, 2012.

Abby, Inc.

(An Exploration Stage Company )

NOTES TO THE FINANCIAL STATEMENTS

May 31, 2012

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

Deferred income taxes may arise from temporary differences resulting from income and expanse items reported for financial accounting and tax purposes in different periods.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.  Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.  As of May 31, 2012, the Company had a net operating loss carryforward of $113,011. The related deferred tax asset of approximately $39,000 has been fully offset by a valuation allowance due to the uncertainty of the Company being able to realize the benefit in future years.

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

Abby is presently waiting for a positive vote on August 14th, 2012 that will enable a merger to take place sometime in the future.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no sales and has incurred a net loss of $113,011 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2012	At November 30, 2011
Current Assets	$ 2,930	$ 7,000
Current Liabilities	$ 941	$ 4,743
Working Capital (Deficit)	$ 1,989	$ 2,257

Cash Flows

	Six Months Ended	Six Months Ended
	May 31, 2012	May 31, 2011
Cash Flows from (used in) Operating Activities	$ 0	$ (36,146)
Cash Flows from (used in) Investing Activities	$ (0)	$ (0)
Cash Flows from (used in) Financing Activities	$ 0	$ 35,000
Net Increase (decrease) in Cash During Period	$ 0	$ (1,146)

The decrease in our working capital at May 31, 2012  from the period ended November 30, 2011 is reflective of the current state of our business development, primarily due to our inability secure funding, which allowed for the decrease in our exploration activities and professional fees paid in connection with expenses associated with our continuing reporting obligations under the Securities and Exchange Act of 1934.

As of May 31, 2012, we had cash on hand of 0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

For the three months ended May 31, 2012 and 2011

Operating expenses for the three month period ended May 31, 2012 were $134 compared with $18,148 for the same period ended May 31, 2011. This decrease is reflective of the current state of our business development, primarily due to our inability secure funding.

The net loss for the three month period ended May 31, 2012 was $134 compared with $18,148 for the same period ended May 31, 2011. This decrease is reflective of the current state of our business development, primarily due to our inability to secure funding.

Operating Expenses and Net Loss

For the six months ended May 31, 2012 and 2011

Operating Expenses and Net Loss

Operating expenses for the six month period ended May 31, 2012 were $268 compared to $36,483 for the six month period ended May 31, 2011. The decrease in operating expenditures was attributed to lower amounts of professional fees relating to the Company’s filings.

The net loss for the six month period ended May, 2012 was $268 compared to $36,483 for the six month period ended May 31, 2011. The decrease in net loss was attributed to lower amounts of professional fees relating to the Company’s filings.

Liquidity and Capital Resources

As at May 31, 2012 and November 30, 2011, the Company’s cash balance was $0.

As at May 31, 2012, the Company had total liabilities of $941 compared to total liabilities of $4,743 as at November 30, 2011.

Cash flows from Operating Activities

During the six month period ended May 31, 2012, the Company used $0 cash in operating activities compared to the use of $36,146 for the six month period ended May 31, 2011. This decrease is mainly due to the decrease in net loss of $36,215.

Cash flows from Investing Activities

During the six month periods ended May 31, 2012 and February 29, 2012, the Company had no cash flows from investing activities.

Cash flows from Financing Activities

During the six month period ended May 31, 2012, the Company had no cash flows from financing activities compared to cash flows provided of $35,000 from the issuance of stock, for the six month period ended May 31, 2011.

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

Investment in oil and natural gas properties

The Company follows the successful efforts method of accounting and will capitalize successful wells and related leasehold costs. Acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole costs are expensed. Development costs, including costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized.

These costs are amortized using the unit of production method.  Dry hole and related leasehold costs are expensed.

Impairment of long-lived assets

The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of ASC 930-360-35 Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Term Assets.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on November 30, 2011, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of November 30, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

Not Applicable

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

Dated July 5, 2012

/s/ Don Thompson

     Don Thompson, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer

/s/ Randel Croteau

     Randel Croteau, Director