Form 10-Q/A
period 2012-08-31
ABBY INC.
filed 2012-12-04
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
x Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2012

¨ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 000-54734

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

Dated  November 14, 2012

/s/ Thomas Forzani

     Thomas Forzani, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer

/s/ Don Thompson

     Don Thompson, Director,