Form 10-K
period 2012-11-30
ABBY INC.
filed 2013-03-15
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended November 30, 2012

[   ] Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

             For the transition period from _______________ to _______________

                             COMMISSION FILE NUMBER: 000-54734

ABBY,  INC.

 (Name of small business issuer in its charter)

Colorado	46-1425196
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2724 NE 27th Court, Fort Lauderdale, FL 33306
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number

702 751 0006

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	102,000,000 Shares of Common Stock, $0.001 Par Value Per Share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange
Act during the past 12 months (or for such shorter period that the registrant was required to file such
reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]   No [   ]

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $155,000 using the last cash sales price of the companies stock on 2/15/2011

108,000,000 common shares issued and outstanding

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

ABBY, INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED November 30, 2012

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

Compliance with Government Regulations

Additionally, if we decide to continue with the acquisition and exploration of gas and oil properties in the State of Colorado we will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable.

Competition

We are an exploration stage company. We compete with other resource exploration and development companies for financing and for the acquisition of new properties. Many of the resource exploration and development companies with whom we compete have greater financial and technical resources.. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit, on exploration and development of their properties. . In addition, they may be able to afford greater geological expertise in the targeting and exploration of properties. This competition could result in competitors having properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to finance further exploration and to achieve the financing necessary for us to develop our properties.

Employees

We have no employees other than our executive officer and director as of the date of this Annual Report on Form 10-K. We conduct our business largely through agreements with consultants and arms length persons.

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

Because our President, Secretary, Treasurer and director, owns 27.8% of our outstanding common stock, investors may find that corporate decisions controlled by our President are inconsistent with the interests of other stockholders.

President, and Secretary and Treasurer controls 27.8% of issued and outstanding shares of our common stock. Accordingly, in accordance with our Articles of Incorporation and Bylaws, Since our president is not simply a passive investor but is also one of our active executives, his interests as an executive may, at times, be adverse to those of passive investors. Where those conflicts exist, our shareholders will be dependent upon our president  exercising, in a manner fair to all of our shareholders, his fiduciary duties as an officer or as a member of our board of directors. Also, due to his stock ownership position, Our president will have: (i) the ability to control the outcome of most corporate actions requiring stockholder approval, including amendments to our Articles of Incorporation; (ii) the ability to control corporate combinations or similar transactions that might benefit minority stockholders which may be rejected by Our president to their detriment, and (iii) control over transactions between him and Abby.

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

We must attract and maintain key personnel or our business will fail.

Success depends on the acquisition of key personnel.  We will have to compete with other companies both within and outside the mining industry to recruit and retain competent employees.  If we cannot maintain qualified employees to meet the needs of our anticipated growth, this could have a material adverse effect on our business and financial condition.

Risks related to our stock

We may not be able to raise additional capital through future offers of our shares but in doing so will dilute the shares presently issued and outstanding.

Raising additional capital through future offerings of common stock may be necessary for our company to continue going, but there is no guarantee that this will be possible.  Doing so will, however, dilute percentage of our Company’s shares presently held by our shareholders. Financing may be achieved by issuing more shares which will increase the number of common shares outstanding.  This will decrease the percentage interest held by each of our shareholders.  As the total number of outstanding common shares increases, the equity attached to any individual share will decrease causing a dilution of shareholders’ ownership over the company.  With little other access to funds currently, we may have to rely on this method substantially to raise additional capital.

ITEM 2: PROPERTIES.

Property

The Company purchased an oil & gas lease located in Phetchabun, Thailand on July 17, 2009.  The Company purchased this lease by issuing 15,000,000 shares of common stock valued at $.005 per share for an aggregate value of $15,000 (to a related party).  As no viable reserves have been identified, management recorded an impairment loss for $15,000 during the year ended November 30, 2009.  This amount has been reflected in the statement of operations as an impairment loss on oil and gas lease.

On September 17, 2010, we acquired a natural gas concession covering an area of 640 acres respectively, from Mitchell Vestco Inc., the concession is known as the Westrose Project. Payments were made in May and June of 2010, towards this acquisition.

In October of 2012 Abby Inc. acquired an option to drill for oil in Nebraska with Blackstar 231 Corp.A total of 25,000.00 was paid to Blackstar from a loan from the then President Tom Forzani.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

OTC Bulletin Board Considerations

The Company’s common stock is currently  traded on the Over the Counter Bulletin Board (“OTCBB”). Our symbol is ABBY on the OTCBB.

Stockholders

As of November 30, 2012, the approximate number of stockholders of record of the Common Stock of the Company was 144.

Dividends

None

Equity Compensation Plan Information

 We do not have any equity compensation plan as of the date of this report.

On February 15, 2013 All two million restricted shares issued to Tom Forzani in consideration for his services were returned to the registrant for cancelation. Originally, there were 4,500,000 shares registered to Mr. Forzani. Besides the two million returned for cancelation,  two million were transferred to Tawni Larsen and subsequently cancelled.  Of the 500,000 remaining, two hundred thousand were assigned to Kalen Lawson and 300,000 to  Brian Wilkinson.

On February 15, 2013 All restricted shares issued to Donald Thompson (20,000,000) in consideration for his services were returned to the registrant for cancelation.

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

Overview

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations. We have pursued and investigated several potential Oil and Gas exploration opportunities. We were unable to participate for a variety of reasons – mainly economic. Subsequent to November 30, 2012 (the date of our year end) our president submitted his resignation and a new director was appointed to fill the vacancy created by the resignation. The new director is currently re-evaluating  our business plan and has proposed that while continuing to pursue opportunities in the natural resources sector, has suggested that we examine other areas for likely situations. He has also recommended that we increase the size and scope of our board of directors for individuals that may be able to assist the search.

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

Even if we are successful in acquiring or participating in, a successful drilling project, to become profitable and competitive, we must conduct further research and exploration before we can determine whether we should start production. We are seeking additional financing to provide for the capital required to implement our research and exploration phases. We believe that the funds necessary will be more easily raised if and when our shares are publicly traded.

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

At this time Abby Inc. has no cash flow.  We must raise cash to implement our exploration program. There can be no assurance that additional funding is available.

Some sources that may or not be available would be; public offering; a private placement of securities; joint venture or loans from our officers or others.

Since inception, we have used our common stock to raise $ 80,000.

As of the date of this registration statement, we have yet to generate any revenues from our business operations. We currently have no cash resources.  We currently have no cash needs and will not have any cash needs until we begin our exploration program.

The Company will need additional investments in order to continue operations. Additional investments are being sought, but the Company cannot guarantee that it will be able to obtain such investments. Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. The escalating price of oil and the spiking costs at the pump have made the competition for prospects even tougher and the competition for drilling funds nearly prohibitive.              7

For this reason we are open to other suggestions for making our company a success and enhancing the value of our shareholders.

Results of Operations

For the year ended November 30, 2012, compared to the year November 30, 2011.

Revenues

Revenues for the year ended November 30, 2012, and 2011 were $-0- and $-0-, respectively, reflecting our startup nature.

General and Administrative Expenses

General and administrative expenses for the year ended November 30, 2012, and 2011 were $6,501 and $34,019, respectively. The decrease in General and administrative expenses was mainly due to the reduction in consulting fees paid between 2012 and 2011.

Impairment loss

The Company acquired an oil and gas lease for $25,000 on October 31, 2012. Due to the Company’s inability to secure financing to pursue the lease option, it decided the investment was impaired, and recorded a related impairment loss of $25,000 in the statement of operations. No related activity occurred during the year ended November 30, 2011                                                                               7

Net Loss

The Company incurred net losses of $31,501 and $34,019 for the years ended November 30, 2012 and 2011, respectively, due to the reasons identified above.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Reports of Independent Registered Public Accounting Firms, our Consolidated Financial Statements and Notes thereto appear in a separate section of this Form 10-K (beginning on Page F-1 following Part IV). The index to our Consolidated Financial Statements is included in Item 15.

ITEM 9:  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS & PROCEDURES

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer, Lawson Kerster, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2011 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these      disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the fiscal year ended November 30, 2012 fairly present our financial condition, results of operations and cash flows in all material respects.

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

The Company's management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of November 30, 2012, based on criteria established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

1.  Certain entity level controls establishing a “tone at the top” were considered material weaknesses.  As of November 30, 2012, the Company did not have a separate audit committee or a policy on fraud.  A whistleblower policy is not necessary given the small size of the organization.

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

As a result of the material weakness in internal control over financial reporting described above, the Company's management has concluded that, as of November 30, 2012, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by COSO.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers:

NAME	AGE	TITLES
Lawson M. Kerster	78	Chief Executive Officer, President and Chairman and director Secretary, Chief Financial Officer, Treasurer and director

Lawson M. Kerster – Chief Executive Officer and President : Mr. Kerster has served as our President since our inception in July 23, 2009. Since September 2005, Mr. Kerster has been the president of Sandringham Investments Limited, a private family owned holding company. Mr. Kerster is retired from active participation in business .

Officers are elected by the Board of Directors and serve until their successors are appointed.

On February 15, 2013 All restricted shares issued to Donald Thompson (20,000,000) in consideration for his services were returned to the registrant for cancelation.

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

Name and Principal Position	Fiscal Year	Annual Salary ($)	Annual Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation ($)	All Other Compensation	Total ($) (4)
Tom Forzani President	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Donald Thompson	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
CEO, President, Director	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of our common stock as of November 30, 2012 by

•

Each person who is known by us to beneficially own more than 5% of our common stock

•

By each of our officers and directors

By all of our officers and directors as a group

RECENT SALES OF UNREGISTERED SECURITIES.

The following table sets forth, as of November 30, 2012 the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of our company.

Title of Class	Name and Address of Beneficial Owner	Number of Shares Owned Beneficially	Percent of Class Owned Prior To This Offering

Common   Lawson Kerster                              30,000,000                                          27.8%

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements during the years ended November 30, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years, were $9,500 and $7,500, respectively.

Tax Fees

Our current independent registered public accounting firm billed us $0 for tax related work during fiscal years ended November 30, 2012, and billed us $0 for tax related work during the fiscal year ended November 30, 2012.

All Other Fees

PART IV

The following report and financial statements are filed together with this Annual Report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

MADSEN REPORT AND CONSENT

FINANCIAL STATEMENTS

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Abby Inc.

(An Exploration Stage Company)

We have audited the accompanying balance sheet of Abby Inc. (an Exploration Stage Company) (the Company) as of November 30, 2012 and the related statements of operations, stockholders’ equity(deficit) and cash flows for the year then ended and for the period from December 11, 2000 (date of inception) through November 30, 2012.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.   The financial statements of the Company for the year ended November 30, 2011 were audited by other auditors whose report dated February 23, 2012, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Abby Inc. as of November 30, 2012, and the results of its operations and cash flows for the year then ended and for the period from December 11, 2000 (date of inception) through November 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has no assets, no revenue and accumulated losses of $144,244 for the period from inception through November 30, 2012, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Salt Lake City, UT    March 14, 2013

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the use in this Annual Report on Form 10-K of Abby, Inc. for the year ended November 30, 2012, of our report dated February 23, 2012 relating to the financial statements for the years ended November 30, 2011 and 2010, and for the period from December 11, 2000 (date of inception) to November 30, 2011 listed in the accompanying index.

/s/ Madsen & Associates CPA’s, Inc.

Madsen & Associates CPA’s, Inc.

Murray, Utah

March 13, 2013

ABBY, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	November 30, 2012		November 30, 2011
ASSETS
Current Assets:
Cash	$-	$
Prepaid Expenses			7,000

Total Current Assets	-		7,000

TOTAL ASSETS	$-		$7,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable and accrued expenses (including related party amounts of $25,000 and $0, respectively)	$26,244		$4,743

TOTAL CURRENT LIABILITIES	26,244		4,743

Commitments and contingencies	-		-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-		-
Common stock, $0.001 par value, 500,000,000 shares authorized, 102,000,000 and 97,500,000 shares issued and outstanding at November 30, 2012 and 2011, respectively	102,000		97,500
Additional paid in capital	16,000		17,500
Deficit accumulated during the exploration stage	(144,244)		(112,743)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(26,244)		2,257

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$-		$7,000

The accompanying notes are an integral part of these financial statements

ABBY INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	Year ended	Year ended	From Inception (December 11, 2000) to
	November 30, 2012	November 30, 2011	November 30, 2012

Revenues	$-	$-	$-

Operating expenses:
General and administrative	6,501	34,019	97,244
Impairment loss on oil and gas lease	25,000	-	47,000
Total operating expenses	$31,501	$34,019	$144,244

Net loss before income taxes	(31,501)	(34,019)	(144,244)

Income taxes	-	-	-

Net loss	$(31,501)	$(34,019)	$(144,244)

Weighted average number of shares outstanding during the period - basic and diluted	98,717,213	94,583,335

Net loss per share - basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements

ABBY INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

	Year ended	Year ended	From Inception (December 11, 2000) to
	November 30, 2012	November 30, 2011	November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,501)	$(34,019)	$(144,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	3,000		23,000
Impairment loss on oil and gas lease	25,000		47,000
Changes in operating assets and liabilities:
Prepaid expense	7,000
Accounts payable and accrued expenses	(3,499)	(2,369)	1,244
Net cash used in operating activities	-	(36,388)	(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease	-	-	(22,000)
Net cash used in investing activities	-	-	(22,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash	-	35,000	80,000
Net cash provided by financing activities	-	35,000	80,000

CHANGE IN CASH	-	(1,388)	(15,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest expense	$-	$-	$-

Supplemental disclosure of non cash investing and financing activities:
Common Stock issued for oil and gas lease	$-	$-	$15,000
Accounts payable for oil and gas lease	$25,000	$-	$25,000

The accompanying notes are an integral part of these financial statements

ABBY INC.

(An Exploration Stage Company)

STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

	Preferred Stock 25,000,000 shares authorized		Common Stock 500,000,000 shares authorized		Additional Paid-In Capital	Deficit accumulated during the exploration stage	Total
	Shares Issued	Par Value $.001 per share	Shares Issued	Par Value $.001 per share

Balance, November 30, 2008	-	$ -	-	-	-	-	-

Common stock issued for oil and gas lease			15,000,000	15,000	-		15,000
Common stock issued for services			20,000,000	20,000	-		20,000
Common stock issued for cash			45,000,000	45,000	-		45,000

Net loss for the year ended November 30, 2009						(51,525)	(51,525)
Balance, November 30, 2009	-	-	80,000,000	80,000	-	(51,525)	28,475

Net loss for the year ended November 30, 2010						(27,199)	(27,199)
Balance, November 30, 2010	-	-	80,000,000	80,000	-	(78,724)	1,276

Common stock issued for cash			17,500,000	17,500	17,500		35,000

Net loss for the year ended November 30, 2011						(34,019)	(34,019)
Balance, November 30, 2011	-	-	97,500,000	97,500	17,500	(112,743)	2,257

Issuance of common stock for services			4,500,000	4,500	(1,500)	-	3,000

Net loss November 30, 2012						(31,501)	(31,501)
Balance, November 30, 2012	-	-	102,000,000	$102,000	$16,000	$(144,244)	$(26,244)

The accompanying notes are an integral part of these financial statements

Abby, Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2012

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

NET INCOME PER COMMON SHARE

Basic net income per common share (“EPS”) is computed by dividing net income available to common stockholders by the weighted average number of common stock shares outstanding during the year.  Diluted EPS is computed by dividing net income available to common stockholders by the weighted-average number of common stock shares outstanding during the year plus potential dilutive instruments such as stock options and warrants.  The effect of stock options and warrants on diluted EPS is determined through the application of the treasury stock method, whereby proceeds received by the Company based on assumed exercises are hypothetically used to repurchase the Company’s common stock at the average market price during the period. Net loss per common share is unchanged on a diluted basis as the Company does not have any common stock equivalents outstanding as of November 30, 2012.

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

NOTE 3 – OIL AND GAS LEASE

The Company purchased an oil & gas lease located in Phetchabun, Thailand on July 17, 2009.  The Company purchased this lease by issuing 15,000,000 shares of common stock valued at $.005 per share for an aggregate value of $15,000 (to a related party).  As no viable reserves have been identified, management recorded an impairment loss for $15,000 during the year ended November 30, 2009.  This amount has been reflected in the statement of operations as an impairment loss on oil and gas lease.

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

On October 31, 2012, the Company entered into an oil and gas lease option agreement. The initial purchase price of this option was $15,000, with additional lease options costing $5,000 each (the Company acquired two additional lease options, for a total acquisition cost of $25,000). The former president of the Company paid for these leases personally, and is owed the related $25,000, as of November 30, 2012. As the Company could not secure financing to proceed with this lease option, as of November 30, 2012, the Company recorded an impairment loss of $25,000.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized 25,000,000 shares of preferred stock, with a par value of $.001 per share. There are no preferred shares issued and outstanding at November 30, 2012. Also, per an amendment to its articles of incorporation, dated September 28, 2012, the Company designated a series A preferred stock with a par value of $.001 (and up to 22,233,615 shares). These series A shares will entitle the holder to convert each series A preferred share into one share of the Company’s common stock. No series A preferred shares of stock were issued or outstanding at November 30, 2012.

The Company issued 20,000,000 shares of its common stock, to its former President, in July 2009 in exchange for services rendered, valued at $20,000.

As identified above in Footnote 3, the Company issued 15,000,000 shares of its common stock in July 2009 to acquire the Phetchabun oil and gas lease, valued at $15,000.

During November 2009 the Company issued 45,000,000 shares of its common stock for a total of $45,000 in cash.

During February 2011 the Company issued 17,500,000 shares of its common stock to non-affiliated third parties for a total of $35,000 in cash.

On August 24, 2012, the Company issued 4,500,000 shares of common stock to its President in exchange for services provided. The Company recorded this transaction based on the value of the services provided, of $3,000.

On October 8, 2012, the Company executed a 5 for 1 forward stock split. All share references in these financial statements have been retroactively adjusted for this stock split.

NOTE 5 – RELATED PARTY TRANSACTIONS

On August 24, 2012, the Company issued 4,500,000 shares of common stock to its former President in exchange for services provided. The Company recorded this transaction based on the value of the services provided, of $3,000.

On October 31, 2012, the Company entered into an oil and gas lease option agreement. The initial purchase price of this option was $15,000, with additional lease options costing $5,000 each (the Company acquired two additional lease options, for a total acquisition cost of $25,000). The former president of the Company paid for these leases personally, and is owed the related $25,000, as of November 30, 2012.

NOTE 6 – INCOME TAXES

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance from NOL Benefit $	Net Tax Benefit
2009	51,525	2029	17,519	(17,519)	-
2010	27,199	2030	9,248	(9,248)	-
2011	34,019	2031	11,566	(11,566)	-
2012	31,501	2032	10,710	(10,710)	-
Total	144,244		49,043	(49,043)	-

The total valuation allowance as of November 30, 2012 was $49,043 which increased by $10,710 for the year ended November 30, 2012.

As of November 30, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended November 30, 2012, and 2011 and no interest or penalties have been accrued as of November 30, 2012 and 2011.

The tax years from 2000 (the Company had no activity from 2000 through 2008) and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no assets and no revenue, and has incurred a net loss of $144,244 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 8 – SUBSEQUENT EVENTS

On February 13, 2013, the Company issued 30,000,000 shares of common stock to its president in exchange for services provided.

On February 13, 2013, the Company canceled 20,000,000 shares outstanding, which were issued to its former president Don Thompson.

On February 13, 2013, the Company canceled 4,000,000 shares outstanding, which were issued to its former president Tom Forzani.

ITEM 15: EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).
99.1	Report on Form 8K/A (Subsequent Events)

SUBSEQUENT EVENTS

On March 4, 2013 the registrant filed an amended Report on Form 8K with the United States Securities and Exchange Commission, correcting some inadvertent misinformation contained in an 8K filing dated January 24, 2013. In this filing it was incorrectly stated that the registrant had withdrawn from a material definitive agreement with Rogers Oil & Gas Inc. While extensive negotiations were conducted and agreement of all parties seemed to be imminent, no final material definitive agreement as defined was ever drawn or executed by any party involved.

Appointment of Director

On January 21, 2013 Lawson Kerster was appointed to the Board of Directors.

There are no transactions between Mr. Kerster and the Company that are reportable under Item 404(a) of Regulation S-K. There are no family relationships among our directors or executive officers.

Appointment of Officers

On January 22, 2013 Mr. Kerster took on the role of President, Secretary  Treasurer and chief financial officer. In consideration for his agreement to serve as an director and officer, Mr. Kerster was issued 30,000,000 shares of restricted common stock on February 13, 2013

Resignation of An Officer And Director

On January 22, 2013 Thomas Forzani resigned as an officer and director of the corporation in the capacity of President, Secretary and Treasurer.  And all restricted shares issued to him in consideration for his services were returned to the registrant for cancelation on February 13, 2013

On November 15, 2012   Donald Thompson resigned his position as  a Director of Abby Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 March 14, 2013

        s/s

Lawson Kerster

Lawson Kerster Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.