Form 10-Q
period 2013-02-28
ABBY INC.
filed 2013-04-22
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2013

¨ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 000-54734

ABBY, INC.

(Exact name of small business issuer as specified in its charter)

Colorado	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
2724 NE 27TH COURT FORT LAUDERDALE FL 33306 702-751-0006
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 22, 2013 the Issuer had 108,000,000 Shares of
Common Stock outstanding.

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

                                                                                2

ABBY, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	February 28, 2013 (Unaudited)	November 30, 2012

ASSETS Current Assets:
Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related party amounts of $25,000 and $25,000, respectively)	$28,454	$26,244

TOTAL CURRENT LIABILITIES	28,454	26,244

Commitments and contingencies	-	-

Stockholders’ Deficit:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 108,000,000 and 102,000,000 shares issued and outstanding at February 28, 2013 and November 30,2012, respectively	108,000	102,000
Additional paid in capital	1,810,000	16,000
Deficit accumulated during the exploration stage	(1,946,454)	(144,244)
TOTAL STOCKHOLDERS’ DEFICIT	(28,454)	(26,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-

The accompanying notes are an integral part of these condensed financial statements

ABBY, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the three months ended		For the three months ended	From Inception (December 11, 2000) to
		February 28, 2013		February 28, 2012	February 28, 2013

Revenues	$		$		$-

Operating expenses:
General and administrative		1,802,210		134	1,899,454
Impairment loss on oil and gas lease		-		-	47,000
Total operating expenses		$1,802,210		$134	$1,946,454

Net loss		$(1,802,210)		$(134)	$(1,946,454)

Weighted average number of shares outstanding - basic and diluted		106,915,068		97,500,000

Net loss per share - basic and diluted		$(0.00)		$(0.00)

The accompanying notes are an integral part of these condensed financial statements

ABBY, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

		For the three months ended		For the three months ended		From Inception (December 11, 2000) to
		February 28, 2013		February 28, 2012		February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,802,210)		$(134)		$(1,946,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		1,800,000		-		1,823,000
Impairment loss on oil and gas lease				-		47,000
Changes in operating assets and liabilities:
Prepaid expense				4,070
Accounts payable and accrued expenses		2,210		(3,936)		3,454
Net cash used in operating activities		-		-		(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		-		-		(7,000)
Net cash used in investing activities		-		-		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash				-		80,000
Net cash provided by financing activities		-		-		80,000
						-
CHANGE IN CASH		-		-		-
						-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-		-
						-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$		$		$
						-
Supplemental disclosures of cash flow information:						-
Cash paid for income taxes		$-		$-		$-
Cash paid for interest expense		$-		$-		$-

Supplemental disclosure of non cash investing and financing activities:
Common Stock issued for oil and gas lease	$		$			$22,000
Accounts payable for oil and gas lease	$			$25,000		$25,000

The accompanying notes are an integral part of these condensed financial statements

Abby, Inc.

(An Exploration Stage Company )

NOTES TO CONDENSED FINANCIAL STATEMENTS

February 28, 2013

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

The interim financial statements for the three months ended February 28, 2013 and February 29, 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended November 30, 2012, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at February 28, 2013.

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

NOTE 4 – STOCKHOLDERS’ EQUITY(DEFICIT)

The Company has authorized 25,000,000 shares of preferred stock, with a par value of $.001 per share. There are no preferred shares issued and outstanding at February 28, 2013. Also, per an amendment to its articles of incorporation, dated September 28, 2012, the Company designated a series A preferred stock with a par value of $.001 (and up to 22,233,615 shares). These series A shares will entitle the holder to convert each series A preferred share into one share of the Company’s common stock. No series A preferred shares of stock were issued or outstanding at February 28, 2013.

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

On February 13, 2013, the Company issued 30,000,000 shares of common stock to its President for services provided, valued at $1,800,000, based on the quoted value of the Company’s common stock on that date.

On February 15, 2013, the Company cancelled 24,000,000 shares of common stock.

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

NOTE 6 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no assets and no revenue, and has incurred a net loss of $1,944,454 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS

Working Capital

	At February 28, 2013	At November 30, 2012
Current Assets	$ -	$ -
Current Liabilities	$ 28,454	$ 26,244
Working Capital (Deficit)	$ (28,454)	$ (26,244)

Cash Flows

	Three Months Ended	Three Months Ended
	February 28, 2013	February 28, 2012
Cash Flows from (used in) Operating Activities	$ -	$ -
Cash Flows from (used in) Investing Activities	$ -	$ -
Cash Flows from (used in) Financing Activities	$ -	$ -
Net Increase (decrease) in Cash During Period	$ -	$ -

The decrease in our working capital at February 28, 2013 from the period ended November 30, 2012 is related to a minor accrual of accounting fees.

At February 28, 2013, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

For the three months ended February 28, 2013 and 2012

Operating expenses and the net loss for the three month period ended February 28, 2013 was $1,802,210 compared to $314 for the same period ended February 28, 2012. This increase was due to a current quarter issuance of 30,000,000 shares of common stock, to our President, valued at $1,800,000.

Liquidity and Capital Resources

As of February 28, 2013 and November 30, 2012, the Company’s cash balance was $0.

As of February 28, 2013, the Company had total liabilities of $28,454 compared to total liabilities of $26,244 as of November 30, 2012.

Cash flows from Operating Activities

During the three month periods ended February 28, 2013 and February 29, 2012, the Company used $0 cash in operating activities.

Cash flows from Investing Activities

During the three month periods ended February 28, 2013 and February 29, 2012, the Company had no cash flows from investing activities.

Cash flows from Financing Activities

During the three month periods ended February 28, 2013 and February 29, 2012, the Company had no cash flows from financing activities.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on November 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Abby Inc.

Dated April 22, 2013

/s/ Lawson Kerster

     Lawson Kerster, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer