Form 10-Q
period 2013-05-31
ABBY INC.
filed 2013-07-15
CIK 1478535

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
x Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2013

¨ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period ________ to ________

                                             COMMISSION FILE NUMBER 000-54734

ABBY, INC.
(Exact name of small business issuer as specified in its charter)

Colorado	Applied for
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
2655 Camino Del Rio North, Suite 410, San Diego, CA, 92108 702-625-0338
(Address of principal executive offices)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 15, 2013 the Issuer had 108,000,000 Shares of
Common Stock outstanding.

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

                                                                                2

ABBY, INC.
(An Exploration Stage Company)
CONDENSED BALANCE SHEETS

	May 31, 2013	November 30, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash	$-	$-
Prepaid Expenses

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses (including related party amounts of $0 and $25,000, respectively)	$30,164	$26,244

TOTAL CURRENT LIABILITIES	30,164	26,244

Commitments and contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized, none issued and outstanding	-
Common stock, $0.001 par value, 500,000,000 shares authorized, 108,000,000 and 102,000,000 shares issued and outstanding at May 31, 2013 and November 30, 2012, respectively	108,000	102,000
Additional paid in capital	1,810,000	16,000
Deficit accumulated during the exploration stage	(1,948,164)	(144,244)
TOTAL STOCKHOLDERS’ DEFICIT	(30,164)	(26,244)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these condensed financial statements

ABBY, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

		For the three months ended		For the three months ended	For the six months ended	For the six months ended	From Inception (December 11, 2000) to
		May 31, 2013		May 31, 2012	May 31, 2013	May 31, 2012	May 31, 2013

Revenues	$		$		$-	-	$-

Operating expenses:
General and administrative		1,710		134	1,803,920	268	1,901,164
Impairment loss on oil and gas lease							47,000
Total operating expenses		1,710		134	1,803,920	268	1,948,164

Net loss		$(1,710)		$(134)	$(1,803,920)	$(268)	$(1,948,164)

Weighted average number of shares outstanding during the period - basic and diluted		108,000,000		97,500,000	105,824,176	97,500,000

Net loss per share - basic and diluted		$(0.00)		$(0.00)	$(0.02)	$(0.00)

The accompanying notes are an integral part of these condensed financial statements

ABBY, INC.
(An Exploration Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
		For the six months ended		For the six months ended		From Inception (December 11, 2000) to
		May 31, 2013		May 31, 2012		May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(1,803,920)		$(268)		$(1,948,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services		1,800,000				1,823,000
Impairment loss on oil and gas lease						47,000
Changes in operating assets and liabilities:
Prepaid expense				4,070
Accounts payable and accrued expenses		3,920		(3,802)		5,164
Net cash used in operating activities		-		-		(73,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of oil and gas lease		-		-		(7,000)
		-		-		(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Common stock issued for cash				-		80,000
Net cash provided by financing activities		-		-		80,000
						-
CHANGE IN CASH		-		-		-
						-
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD		-		-
						-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$		$		$
						-
Supplemental disclosures of cash flow information:						-
Cash paid for income taxes		$-		$-		$-
Cash paid for interest expense		$-		$-		$-

Supplemental disclosure of non cash investing and financing activities:
Common Stock issued for services	$		$		$
Common Stock issued for oil and gas lease	$		$			$15,000
Accounts payable for oil and gas lease	$		$			$25,000

The accompanying notes are an integral part of these condensed financial statements

Abby, Inc.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

May 31, 2013

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

The interim financial statements for the three months ended May 31, 2013 and May 31, 2012 are unaudited. These financial statements are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results for the full year. In management's opinion all adjustments necessary for a fair presentation of the Company's financial statements are reflected in the interim periods included, and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K, for the year ended November 30, 2012, as filed with the SEC.

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

BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of the common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. There were no dilutive common stock equivalents outstanding at May 31, 2013.

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized 25,000,000 shares of preferred stock, with a par value of $.001 per share. There are no preferred shares issued and outstanding at May 31, 2013. Also, per an amendment to its articles of incorporation, dated September 28, 2012, the Company designated a series A preferred stock with a par value of $.001. These series A shares will entitle the holder to convert each series A preferred share into one share of the Company’s common stock. No series A preferred shares of stock were issued or outstanding at May 31, 2013.

The Company issued 20,000,000 shares of its common stock, to its President, in July 2009 in exchange for services rendered, valued at $20,000.

As identified above in Footnote 3, the Company issued 15,000,000 shares of its common stock in July 2009 to acquire the Phetchabun oil and gas lease, valued at $15,000.

During November 2009 the Company issued 45,000,000 shares of its common stock at $.005 per share for a total of $45,000 in cash.

During February 2011 the Company issued 17,500,000 shares of its common stock at $.01 per share for a total of $35,000 in cash.

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

On October 31, 2012, the Company entered into an oil and gas lease option agreement. The initial purchase price of this option was $15,000, with additional lease options costing $5,000 each (the Company acquired two additional lease options, for a total acquisition cost of $25,000). The former president of the Company paid for these leases personally, and is owed the related $25,000, as of May 31, 2012.

NOTE 6 – LETTER OF INTENT

On March 22, 2013 Abby Inc. entered into a letter of intent (the LOI) to acquire all of the issued and outstanding shares of Tulip Enterprises Inc.  (“TEI”) a privately held California corporation with a principal place of business located in San Diego, CA. Consideration for the acquisition will be 30,000,000 shares of Abby common stock. As of July 15, 2013, this transaction has not closed.

NOTE 7 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has no assets and no revenue, and has incurred a net loss of $1,948,164 since inception, which raises substantial doubt about its ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its oil and gas properties.  Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts of and the classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RESULTS OF OPERATIONS

Working Capital

	At May 31, 2013	At November 30, 2012
Current Assets	$ -	$ -
Current Liabilities	$ 30,164	$ 26,244
Working Capital (Deficit)	$ (30,164)	$ (26,244)

Cash Flows

	Six Months Ended	Six Months Ended
	May 31, 2013	May 31, 2012
Cash Flows from (used in) Operating Activities	$ -	$ -
Cash Flows from (used in) Investing Activities	$ -	$ -
Cash Flows from (used in) Financing Activities	$ -	$ -
Net Increase (decrease) in Cash During Period	$ -	$ -

The decrease in our working capital at May 31, 2013 from the period ended November 30, 2012 is related to the accrual of accounting fees.

At May 31, 2013, we had cash on hand of $0. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation.

Operating Revenues

We have not generated any revenues since inception.

Operating Expenses and Net Loss

For the three and six months ended May 31, 2013 and 2012

Operating expenses and the net loss for the three and six month periods ended May 31, 2013 were $1,710 and $1,803,920 compared to $134 and $268 for the comparable periods in 2012. The increases from 2012 to 2013 were related to accounting fees and the issuance of 30,000,000 shares of common stock, to our President, valued at $1,800,000 during the first quarter of 2013.

Liquidity and Capital Resources

As of May 31, 2013 and November 30, 2012, the Company’s cash balance was $0.

As of May 31, 2013, the Company had total liabilities of $30,164 compared to total liabilities of $26,244 as of November 30, 2012.

Cash flows from Operating Activities

During the three month periods ended May 31, 2013 and May 31, 2012, the Company used $0 cash in operating activities.

Cash flows from Investing Activities

During the three month periods ended May 31, 2013 and May 31, 2012, the Company had no cash flows from investing activities.

Cash flows from Financing Activities

During the three month periods ended May 31, 2013 and May 31, 2012, the Company had no cash flows from financing activities.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive acquisitions and activities. For these reasons, our auditors stated in their report on our audited financial statements that there is substantial doubt about our ability to continue as a going concern without further financing.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.  Please refer to our Annual Report on Form 10-K as filed with the SEC on November 30, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

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

Abby Inc.

Dated July 15, 2013

/s/ Amanda Flores

     Amanda Flores, President, Director and Chief Executive Officer, Secretary/Treasurer, and Principal Accounting Officer