Form 10-Q/A
period 2013-08-31
ABBY INC.
filed 2014-07-14
CIK 1478535

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act). Yes    No X

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

NOTE 4 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company has authorized 25,000,000 shares of preferred stock, with a par value of $.001 per share. There were no preferred shares issued and outstanding at August 31, 2013. Also, per an amendment to its articles of incorporation, dated September 28, 2012, the Company designated a series A preferred stock with a par value of $.001. These series A shares will entitle the holder to convert each series A preferred share into one thousand shares of the Company’s common stock. No series A preferred shares of stock were issued or outstanding at August 31, 2013.

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